Form 10-K
period 2005-12-31
AEGIS ASSET BACKED SECURITIES TRUST MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2005-4
filed 2006-03-29
CIK 1337817

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549



                                          FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

      OR



  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-124934-02


        Aegis Asset Backed Securities Corporation

     (Exact name of registrant as specified in its charter)


     Delaware                                           43-1964014
   (State or other jurisdiction of                   (I.R.S Employer
   incorporation or organization)                    Identification No.)



   3250 Briarpark, 4th Floor
   Houston, TX                                  77450
  (Address of principal executive offices)    (Zip Code)


  Registrant's telephone number, including area code: (713) 787-0100

  Aegis Asset Backed Securities Trust
  Mortgage Pass-Through Certificates
  Series 2005-4

  (Title of each class of securities covered by this form)


  Securities registered pursuant to Section 12(b) of the Act:

        NONE.


  Securities registered pursuant to Section 12(g) of the Act:

        NONE.


  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

        Yes  ___     No  X


  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

        Yes  ___     No  X


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes  X       No  ___


  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

        Not applicable.


  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See Definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):


  Large Accelerated Filer ___  Accelerated Filer ___  Non-Accelerated Filer X


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

        Yes  ___     No  X


  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

        Not applicable.


     Documents Incorporated by Reference

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

        Not applicable.


                                   PART I
  Item 1.  Business.

            Not applicable.


  Item 1A.  Risk Factors.

            Not applicable.


  Item 1B.  Unresolved Staff Comments.

            Not applicable.


  Item 2.  Properties.

            Not applicable.


  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust other than routine litigation incidental to the duties of the respective parties.


  Item 4.  Submission of Matters to a Vote of Security Holders.

            None.

                                PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

            No established public trading market for the Certificates exists.

            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2005, the total number of holders of record for the Series of Certificates is 38.


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.


  Item 8.  Financial Statements and Supplementary Data.

            Not applicable.


  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.


  Item 9A. Controls and Procedures.
            Not applicable.


  Item 9B. Other Information.

            None.


                                PART III

  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.

  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

            Not applicable.

  Item 13. Certain Relationships and Related Transactions.

            Not applicable.


  Item 14. Principal Accounting Fees and Services.

            Not applicable.


                                PART IV

  Item 15. Exhibits, Financial Statement Schedules.

   (a) Exhibits

     (31.1) Rule 13a-14(a)/15d-14(a) Certification

    (99.1) Independent Accountants' Report.


      a) Aegis Mortgage Corporation, as Sub-Servicer for Ocwen Loan Servicing, LLC, f/k/a Ocwen Federal Bank FSB <F1>
      b) Ocwen Loan Servicing, LLC, as Named Servicer, f/k/a Ocwen Federal Bank FSB <F1>


     (99.2) Management's Assertion.


      a) Aegis Mortgage Corporation, as Sub-Servicer for Ocwen Loan Servicing, LLC, f/k/a Ocwen Federal Bank FSB <F1>
      b) Ocwen Loan Servicing, LLC, as Named Servicer, f/k/a Ocwen Federal Bank FSB <F1>


     (99.3) Annual Statements of Compliance under the Pooling and Servicing
            Agreements.


      a) Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB <F1>



     (99.4) Aggregate Statement of Principal and Interest Distributions to
            Certificate Holders.


   (b) Not applicable.

   (c) Omitted.


  <F1> Filed herewith.


                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Aegis Asset Backed Securities Corporation
    (Registrant)


  Signed: Aegis Asset Backed Securities Corporation as Depositor

  By:     Patrick Walden, President

  By: /s/ Patrick Walden, President

  Dated:  March 22, 2006


  Exhibit Index

  Exhibit No.

  Ex-31.1 Rule 13a-14(a)/15d-14(a) Certification

  I, Patrick Walden, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Aegis Asset Backed Securities Trust Mortgage Pass-Through
     Certificates, Series 2005-4 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Ocwen Loan Servicing, LLC, as Servicer, f/k/a Ocwen Federal Bank FSB.

     Date: March 22, 2006

     /s/ Patrick Walden
     Signature

     President
     Title


  EX-99.1 (a)
(logo) KPMG

KPMG LLP
Suite 3100
717 North Harwood Street
Dallas, TX 75201-6585


Independent Accountants' Report


The Board of Directors
Aegis Mortgage Corporation:


We have examined the management assertion, included in the accompanying Management's Report, that Aegis Mortgage Corporation (the Corporation) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2005. Management is responsible for the Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Corporation's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Corporation's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Corporation's compliance with the minimum servicing standards.

In our opinion, management's assertion that Aegis Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005, is fairly stated, in all material respects.


/s/KPMG LLP


March 10, 2006


KPMG LLP, a U.S. limited liability partnership, is the U.S.
member firm of KPMG International, a Swiss cooperative.


  EX-99.1 (b)
(logo) PRICEWATERHOUSECOOPERS

PricewaterhouseCoopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181


Report of Independent Certified Public Accountants


To the Board of Directors of
Ocwen Loan Servicing, LLC


We have examined management's assertion that Ocwen Loan Servicing, LLC ("OLS"), as successor to Ocwen Federal Bank FSB (the "Bank"), has complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying Management Assertion on Compliance with USAP. Management is responsible for OLS's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about OLS's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about OLS's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on OLS's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards related to custodial account reconciliations and adjustments on adjustable rate mortgages applicable to OLS during the year ended December 31, 2005 which is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that OLS complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2005 is fairly stated, in all material respects.



/s/ PricewaterhouseCoopers LLP


February 27, 2006



  EX-99.2 (a)
(logo)
Aegis
Mortgage

3250 Briarpark
Suite 400
Houston, TX 77042
713-787-0100
Fax:713-735-5287


Management Assertion


As of and for the year ended December 31, 2005, Aegis Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Aegis Mortgage Corporation had in effect fidelity bond and errors and omissions policies in the amount of $5,000,000 and $5,000,000, respectively.


/s/Patrick A. Walden
Patrick A. Walden
President, Aegis Asset Backed Securities Corporation


March 10, 2006


  EX-99.2 (b)
(logo) OCWEN


MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP


February 27, 2006

As of and for the year ended December 31, 2005, Ocwen Loan Servicing, LLC ("OLS"), as successor to Ocwen Federal Bank FSB (the "Bank"), except as specifically noted below, has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP")

* Standard: Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall be mathematically accurate, be prepared within forty five (45) calendar days of the cutoff date; be reviewed and approved by someone other than the person who prepared the reconciliation; and document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

We have complied with all aspects of this standard with the exception of certain reconciling items which arose during the year ended December 31, 2005 were not cleared within 90 days of their original identification. All items identified were subsequently cleared within 6 months. As of December 31, 2005, there was exactly 1 reconciling item totaling $431.07 that had not cleared within 90 days of identification.


* Standard: Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

Certain ARM loans serviced by OLS were transferred in with an incorrect look back date due to errors in prior servicer records. These certain loans had ARM adjustments shortly after servicing transfer, but prior to OLS receiving the related mortgage documents from the prior servicer. When OLS received the mortgage documents and these errors were identified, OLS did not adjust the principal and interest payment amount. OLS has subsequently made adjustments to their procedures when they identify an error in prior servicer data to analyze the affect on the customer's account and make the appropriate adjustment.


(PAGE)


As of and for this same period, OLS had in effect a fidelity bond in the amount of $20,000,000 and an errors and omissions policy in the amount of $5,000,000.


/s/ Ronald M. Faris
Ronald M. Faris
President


/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President of
Residential Assets



/s/ Brian J. LaForest
Brian J. LaForest
Director of Investor Reporting


/s/ Thomas Vickers
Thomas Vickers
Director and Servicing Controller



  EX-99.3
(logo)
OCWEN


Ocwen Loan Servicing, LLC
successor in interest to
Ocwen Federal Bank FSB
Compliance Certification Year Ended December 31, 2005
Aegis 2005-4


The undersigned Officer of Ocwen Loan Servicing, LLC successor in interest to Ocwen Federal Bank FSB (the "Servicer") confirms that a review of the activities of the Servicer during the calendar year ending on December 31, 2005 and of the performance of the Servicer under the Pooling and Servicing Agreement dated as of August 1, 2005 for Aegis Asset Backed Securities Trust, Mortgage Pass-Through Certificates, Series 2005-4 (the "Servicing Agreement") has been made under his supervision. Except as noted on the Management Assertion on Compliance with USAP, to the best of the undersigned Officer's knowledge, based on such review, the Servicer has fulfilled all of its obligations as set forth in the Servicing Agreement.


By: /s/ Scott W. Anderson
    Scott W. Anderson, Senior Vice President

Dated: February 28, 2006


Ocwen Loan Servicing LLC
1661 Worthington Road Suite 100
Centrepark West
West Palm Beach, FL 33409





  Ex-99.4

   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                              Interest             Principal               Losses             Ending Balance
   B1                               251,656.57                  0.00                 0.00              15,000,000.00
   B2                               226,696.81                  0.00                 0.00              13,000,000.00
   B3                               206,364.82                  0.00                 0.00              11,000,000.00
   B4                               159,792.86                  0.00                 0.00               7,500,000.00
   B5                               213,057.16                  0.00                 0.00              10,000,000.00
   B6                               170,445.72                  0.00                 0.00               8,000,000.00
   B7                               223,710.02                  0.00                 0.00              10,500,000.00
   IA1                            2,321,782.28         13,464,522.15                 0.00             163,303,477.85
   IA2                            1,363,682.67                  0.00                 0.00             100,000,000.00
   IA3                              894,235.41                  0.00                 0.00              64,175,000.00
   IA4                              611,307.26                  0.00                 0.00              42,854,000.00
   IIA                            5,249,117.92         19,906,513.36                 0.00             363,796,486.64
   M1                               581,173.06                  0.00                 0.00              40,000,000.00
   M2                               540,031.21                  0.00                 0.00              37,000,000.00
   M3                               315,933.99                  0.00                 0.00              21,500,000.00
   M4                               292,990.62                  0.00                 0.00              19,500,000.00
   M5                               265,254.19                  0.00                 0.00              17,500,000.00
   M6                               253,369.31                  0.00                 0.00              16,500,000.00
   P                                508,422.38                  0.00                 0.00                     100.00
   R                                      0.00                  0.00                 0.00                       0.00
   X                              8,739,480.95                  0.00                 0.00               5,499,900.00